Form 10-K
STRUCTURED ADJUSTABLE RATE MORTGAGE LOAN TRUST MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-15
filed 2005-03-31
CIK 1304978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

                     Commission File Number 333-115858-21

                    STRUCTURED ASSET SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                             74-2440850
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)


745 Seventh Avenue, 7th Floor
New York, NY                                              10019
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code : (212) 526-7000

                 Structured Adjustable Rate Mortgage Loan Trust
               Mortgage Pass-Through Certificates Series 2004-15
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.     Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of the latest practicable date.      Not Applicable.

                      Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders
for fiscal year ended December 24, 1980).           Not Applicable.

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer, the Servicers or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of the holders of each Class of Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2004, the number of holders of each Class of Offered Certificates was 16.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as 33.1 hereto.

     Annual Independent Accountants' Servicing Report, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 herto.

     Annual Statement as to Compliance, filed as Exhibit 99.3 hereto.

     Aggregate Statement of Principal and Interest Distributions to
       Certificateholders as of December 31, 2004, filed as Exhibit 99.4 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3) above.

(c) Not Applicable.
                                      -3-

Structured  Adjustable  Rate  Mortgage  Loan Trust
Mortgage Pass-Through Certificates Series 2004-15
-----------------------------------------------------------------------------


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               By:  Aurora Loan Services LLC (fka Aurora Loan Services Inc.),
                      as Master Servicer
                   /s/ E. Todd Whittemore
                   --------------------------------------
             Name:  E. Todd Whittemore
            Title:  Executive Vice President

             Date:  March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit Description

33.1    Rule 13a-14(a)/15d-14(a) Certification

99.1    Annual Independent Accountant's Servicing Report

        Aurora Loan Services LLC (fka Aurora Loan Services Inc.), as Servicer CitiMortgage, Inc., as Servicer
        Colonial Savings, F.A., as Servicer


99.2    Report of Management as to Compliance with Minimum Servicing Standards

        Aurora Loan Services LLC (fka Aurora Loan Services Inc.), as Servicer CitiMortgage, Inc., as Servicer
        Colonial Savings, F.A., as Servicer


99.3    Annual Statement as to Compliance

        Aurora Loan Services LLC (fka Aurora Loan Services Inc.), as Master Servicer

99.4    Aggregate Statement of Principal and Interest Distributions to
           Certificateholders as of December 31, 2004

                                  Exhibit 33.1
                     Rule 13a-14(a)/15d-14(a) Certification
                                 -------------

                                  Certification
                 Structured Adjustable Rate Mortgage Loan Trust
               Mortgage Pass-Through Certificates Series 2004-15

     I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services LLC (fka Aurora Loan Services Inc.), certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Adjustable Rate Mortgage Loan Trust Mortgage Pass-Through Certificates Series 2004-15;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: CitiMortgage, Inc., Colonial Savings, F.A., as Servicer, and JPMorgan Chase Bank, N.A., as Trustee.



Date: March 30, 2005

  By: /s/ E. Todd Whittemore
      ------------------------
     E. Todd Whittemore
     Executive Vice President
     Aurora Loan Services LLC (fka Aurora Loan Services Inc.)

                                  EXHIBIT 99.1
                Annual Independent Accountants' Servicing Report

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado  80202-5663
Telephone:  (720) 931-4000
Facsimile:  (720) 931-4444
www.ey.com


                       Report of Independent Accountants

Board of Directors
Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the "Company") complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended November 30, 2004. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2003, is fairly stated, in all material respects.


By:  /s/ Ernst & Young LLP
---------------------------
February 11, 2005

KPMG
Suite 900                                       Telephone  314-444-1400
10 South Broadway                               Fax        314-444-1470
St. Louis, MO  63102-1761                       Internet www.us.kpmg.com


                        Independent Accountants' Report

The Boards of Directors
CitiMortgage, Inc. and CitiMortgage Asset Management, Inc.:

We have examined management's assertion, included in the accompanying management assertion, that CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects.


By:  /s/  KPMG
--------------------
St. Louis, Missouri
March 4, 2005

                       PAYNE FALKNER SMITH & JONES, P.C.
                       ---------------------------------
                          Certified Public Accountants


Report of Independent Auditors on Compliance with Requirements of the Uniform
                 Single Attestation Program for Mortgage Bankers


Board of Directors and Stockholder
of Colonial Savings, F.A.

We examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2004, included in the accompanying management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In  our  opinion,   management's  assertion  that  Colonial  complied  with  the aforementioned minimum servicing standards as of and for the year ended September 30, 2004, is fairly stated, in all material aspects.

/s/ Payne Falkner Smith & Jones, P.C.
--------------------------------------
November 10, 2004

Deloitte & Touche LLP
Suite 1800
150 Fayetteville Street Mall
Raleigh, NC  27601
USA
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
RBC Centura Banks, Inc.

We have examined management's assertion that RBC Centura Bank (the
"Company") has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying Management's Assertion, dated March 27, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standands.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects based on the criteria set for Appendix I.

By:  /s/ Deloitte & Touche LLP
---------------------------
March 29, 2005

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards

Aurora Loan Services

                              Report of Management

We, as members of management of Aurora Loan Services, Inc. (the "Company"), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of November 30, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2004, the Company complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, the Company had in effect a fidelity bond and an errors and omissions policy in the amounts of $60 million and 470, million, respectively.

                                Very truly yours,

                                /s/ Bruce Witherell
                                ---------------------------
                                Bruce Witherell
                                Chief Executive Officer

                                /s/ Rick W. Skogg
                                ----------------------------
                                Rick W. Skogg
                                Co-Chief Operating Officer

                                /s/ Roy Browning
                                -----------------------------
                                Roy Browning
                                Chief Financial Officer

                                /s/ William Napier
                                ---------------------------
                                William Napier
                                Controller


February 11, 2005


                                                                   Exhibit A
                     Specified Minimum Servicing Standards

I.   Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a.   be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d.   document  explanations for reconciling items. These reconciling
             items shall  be  resolved   within  ninety  (90) calendar days  of
             their original  identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

CitiMortgage, Inc.
1000 Technology Drive
Mail Staton 822
O'Fallon, Missouri 63304


                        MANAGEMENT ASSERTION

As of and for the year ended December 31, 2004, CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company) has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy of $300 million and errors and omissions policy in the amount of $50 million.


Very truly yours,

By:   /s/ David Schneider
      ----------------------
      David Schneider, President & Chief Operating Officer of CitiMortgage, Inc.

By:   /s/ Bill Beckmann
      ----------------------
      Bill Beckmann, President, CitiGroup Real Estate Servicing and Technology

By:   /s/ Arlene Hyde
      ----------------------
      Arlene Hyde, Managing Director Servicing Division of Citigroup Real Estate Servicing and Technology

By:   /s/ Paul Ince
      ----------------------
      Paul Ince, Chief Financial Officer of CitiMortgage, Inc.

March 4, 2005

    Management's Assertion Concerning Compliance with USAP Minimum Servicing
                                   Standards

November 10, 2004


As of and for the year ended September 30, 2004, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000.


/s/ Jim E. DuBose
-----------------
Jim E. DuBose
President and Chief Executive Officer

/s/ Ben Dempsey
---------------
Ben Dempsey
Senior Vice President and Chief Financial Officer

RBC Centura                                     Mortgage Loan Administration
                                                P. O. Box 7000
                                                Rocky Mount, NC  27802-0700

                                                                Exhibit I



                             Management's Assertion


March 27, 2005

As of and for the year ended December 31, 2004, RBC Centura Bank (the "Company"), has complied in all material respects with the Company's established minimum servicing standards for residential mortgage loans as set forth in the Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $15,000,000 single, $30,000,000 aggregate liability and errors and omissions policy in the amount of $15,000,000 aggregate liability.



/s/ Scott M. Custer
---------------------------------------------
Scott M. Custer, Chief Executive Officer


Terry S. Earley
-------------------------------------------
/s/ Terry S. Earley, Chief Financial Officer


/s/ Andrea Bolger
-----------------------------------------------
Andrea Bolger, Chief Credit and Risk Officer


Philip S. Einhorn
----------------------------------------------
Philip S. Einhorn, Vice President of Servicing

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance


Aurora Loan Services
a Lehman Brothers Company

Via UPS

February 25, 2005

Diane Wallace
JPMorgan Chase Bank
4 New York Plaza, 6th floor
New York, NY 10004

RE:      SASCO Series 2002-21A, 2002-25A, 2002-27A, 2003-2A, 2003-BC1, 2003-BC2,
         2003-9A, 2003-AM1, 2003-24A, 2003-BC3, 2003-31A, 2003-37A, 2003-40A
         SARM Series:  2004-2, 2004-3AC, 2004-6, 2004-8, 2004-11, 2004-13,
         2004-15, 2004-17
         Annual Officer's Certificate as to Compliance

Dear Ms. Wallace:

     The undersigned Officer certifies the following for the period ending on December 31, 2004:

     1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

     2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

     4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:

/s/ R. Peter Karr
---------------------------
R. Peter Karr
Senior Vice President
Master Servicing Division

                                  EXHIBIT 99.4
         Aggregate Statement of Principal and Interest Distributions to
                   Certificateholders as of December 31, 2004


-----------------------------------------------------------------------------------------------------------------------------------
                                  DISTRIBUTION IN DOLLARS
-----------------------------------------------------------------------------------------------------------------------------------
CUSIP        ORIGINAL PRIN        PAID PRIN          PAID INT          TOTAL PAID    ENDING PRIN BALANCE      CERT POOL FACTOR

863579DE5    202,611,000.00      21,407,738.97     3,462,388.51     24,870,127.48         181,203,261.03             894.34068748
863579DF2      4,997,000.00           2,716.88        58,981.46         61,698.34           4,994,283.12             999.45629778
863579DG0      3,476,000.00           1,889.90        47,674.94         49,564.84           3,474,110.10             999.45630035
863579DH8      2,498,000.00           1,358.17        41,691.13         43,049.30           2,496,641.83             999.45629704
863579DJ4     10,969,773.38               0.00        58,119.54         58,119.54          10,969,773.38           1,000.00000000
863579DK1            100.00             100.00             0.68            100.68                   0.00               0.00000000
863579DL9      1,738,000.00             944.96        31,074.65         32,019.61           1,737,055.04             999.45629459
863579DM7      1,086,000.00             590.45        19,417.19         20,007.64           1,085,409.55             999.45630755
863579DN5        871,817.00             474.00        15,587.70         16,061.70             871,343.00             999.45630792
N/A105145              0.00               0.00         4,489.50          4,489.50                   0.00           1,000.00000000
U8599YAL6              0.01               0.00             0.00              0.00                   0.01           1,000.00000000
U8599YAM4              0.01               0.00             0.00               0.00                  0.01           1,000.00000000
-----------------------------------------------------------------------------------------------------------------------------------